Form 10-K/A
period 2006-12-31
Deutsche Alt-A Securities Mortgage Loan Trust, Series 2006-AF1
filed 2008-06-02
CIK 1356924

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                        FORM 10-K/A
                                      Amendment No. 1

  The Issuing Entity is filing this Form 10-K/A to replace Exhibits 31, 33(a) and 34(a) to the original Form 10-K filed on April 2, 2007. American
  Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly, "Safeco Financial Institution Solutions, Inc.") ("Assurant Inc.") recently provided the Issuing Entity with a revised report on assessment of compliance with servicing criteria for asset-backed securities and a related attestation. In the original assessment previously provided to the Issuing Entity, Assurant Inc. excluded Item 1122(d)(4)(xii) from the scope of its assessment. Assurant Inc. recently provided the Issuing Entity with a revised assessment of compliance that assesses Assurant Inc.'s compliance with Item 1122(d)(4)(xii) and identifies material instance of non compliance with this criterion. This material instance of non compliance is noted in this Form 10-K/A under "Additional Disclosure Items Pursuant to General Instruction J." The Issuing Entity has included this revised assessment of compliance under Exhibit 33(a), the related attestation under
  Exhibit 34(a) and a revised Rule 13a-14(d)/15d-14(d) Certification under
  Exhibit 31. This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Commission on April 2, 2007.


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


            Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period of January 1, 2006 through December 31, 2006 and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.


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


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (4) The Pooling and servicing agreement dated as of March 1, 2006 among Deutsche ALT-A Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, HSBC Bank USA, National Association, as trustee and Clayton Fixed Income Servicers, Inc. (f/k/a The Murrayhill Company)as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 17, 2006, and as amended and supplemented by the Current Report on Form 8-K/A dated May 26, 2006).

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



    Deutsche Alt-A Securities, Inc. Mortgage Loan Trust, Series 2006-AF1 (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Kristen Ann Cronin
    Kristen Ann Cronin, Vice President
    (senior officer in charge of the servicing function of the master servicer)

    Date:      May 28, 2008


  Exhibit Index

  Exhibit No.

     (4) The Pooling and servicing agreement dated as of March 1, 2006 among Deutsche ALT-A Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, HSBC Bank USA, National Association, as trustee and Clayton Fixed Income Servicers, Inc. (f/k/a The Murrayhill Company)as Credit Risk Manager (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 17, 2006, and as amended and supplemented by the Current Report on Form 8-K/A dated May 26, 2006).

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
